Form 10-K
period 2007-12-31
American Home Mortgage Assets Trust 2007-5
filed 2008-03-28
CIK 1403922

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-143253-01

      American Home Mortgage Assets Trust 2007-5
      (exact name of issuing entity as specified in its charter)

      American Home Mortgage Assets LLC
      (exact name of the depositor as specified in its charter)

      American Home Mortgage Corp.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199911
  (State or other jurisdiction of         54-2200231
  incorporation or organization)          54-6747797
                                          54-6747798
                                          54-6747799
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

     As disclosed in the Current Report on Form 8-K (File No. 333-143253-01) filed with the U.S. Securities and Exchange Commission on August 10, 2007, American Home Mortgage Investment Corp. and certain of its subsidiaries, including American Home Mortgage Holdings, Inc., American Home Mortgage Acceptance, Inc., American Home Mortgage Corp., and American Home Mortgage Servicing, Inc. ("AHM Servicing"), filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on August 6, 2007 (American Home Mortgage Holdings, Inc., a Delaware corporation, et al., Case No. 07-11047 (CSS)). The American Home Mortgage debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the U.S. Bankruptcy Court and in accordance with applicable provisions of the U.S. Bankruptcy Code.

     With respect to American Home Mortgage's servicing business, on September 25, 2007, AH Mortgage Acquisition Co., Inc., an affiliate of WL Ross & Co. LLC, entered into an agreement to acquire substantially all of the servicing assets of AHM Servicing. By Order dated October 30, 2007, the Bankruptcy Court approved and authorized that sale. The financial closing of the acquisition occurred on November 15, 2007, and it is anticipated that the legal closing of the acquisition will occur during the second quarter of 2008. After the legal closing, the new servicing company will conduct business as AH Mortgage Acquisition Co., Inc., doing business as American Home Mortgage Servicing, Inc.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 2, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance for American Home Mortgage Servicing, Inc. disclosed the following material noncompliance with servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iii), as applicable during the twelve months ended December 31, 2007:

* With respect to servicing criterion 1122(d)(2)(i), certain obligor remittances were not deposited into the appropriate custodial bank accounts within two business days of receipt as required by the related transaction agreements. Payments on pool assets were not deposited into the appropriate custodial bank accounts within two business days of receipt as specified in the transaction documents for various securitizations serviced by American Home Mortgage Servicing, Inc. as a result of a unilateral bank decision by JPMorgan Chase Bank, N.A., the depository bank, to require a fully funded daily payment clearing bank account (called a "prefund status") between August 1, 2007 and December 20, 2007. This requirement added one day of delay to the funds transfer process during that period. American Home Mortgage Servicing, Inc. believes it is in compliance with the requirements of servicing criterion 1122(d)(2)(i) as of December 20, 2007.

* With respect to servicing criterion 1122(d)(4)(iii), certain removals from the asset pool were not made within the timeframe required by the related transaction agreements. For one of the 75 securitizations American Home Mortgage Servicing, Inc. serviced during 2007, the pooling and servicing agreement restricted American Home Mortgage Servicing, Inc.'s ability to comply with that document while acting in the best interests of the trust. In particular, the pooling and servicing agreement for the transaction provided that American Home Mortgage Servicing, Inc. was required to charge-off any loans in the trust that were delinquent for 180 days, but did not provide for the simultaneous transfer of such loans to the depositor (or its designee). In January 2008, the pooling and servicing agreement for the transaction was amended to provide for such simultaneous transfer.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1.1) Underwriting Agreement, dated June 25, 2007, among American Home Mortgage Corp., as seller, American Home Mortgage Assets LLC, as depositor, and Countrywide Securities Corporation, as underwriter, originally filed on Form 8-K on July 20, 2007 and incorporated by reference herein.

  (4.1) Pooling and Servicing Agreement, dated as of June 1, 2007, among American Home Mortgage Assets LLC, as depositor, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee, originally filed on Form 8-K on July 20, 2007 and incorporated by reference herein.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 American Home Mortgage Servicing, Inc. as Servicer
    33.2 Deutsche Bank National Trust Company as Custodian
    33.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 American Home Mortgage Servicing, Inc. as Servicer
    34.2 Deutsche Bank National Trust Company as Custodian
    34.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 American Home Mortgage Servicing, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   American Home Mortgage Assets LLC
   (Depositor)


   /s/ Stephen A. Hozie
   Stephen A. Hozie, Executive Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 27, 2008



  Exhibit Index

  Exhibit No.


   (1.1) Underwriting Agreement, dated June 25, 2007, among American Home Mortgage Corp., as seller, American Home Mortgage Assets LLC, as depositor, and Countrywide Securities Corporation, as underwriter, originally filed on Form 8-K on July 20, 2007 and incorporated by reference herein.

   (4.1) Pooling and Servicing Agreement, dated as of June 1, 2007, among American Home Mortgage Assets LLC, as depositor, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee, originally filed on Form 8-K on July 20, 2007 and incorporated by reference herein.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 American Home Mortgage Servicing, Inc. as Servicer
    33.2 Deutsche Bank National Trust Company as Custodian
    33.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 American Home Mortgage Servicing, Inc. as Servicer
    34.2 Deutsche Bank National Trust Company as Custodian
    34.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 American Home Mortgage Servicing, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
